Form 10-K
period 2008-12-31
Bear Stearns ARM Trust 2007-3
filed 2009-03-30
CIK 1392865

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2008

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


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Omitted.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Omitted.


  Item 6.      Selected Financial Data.

               Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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



Item 1117 of Regulation AB, Legal Proceedings.

Countrywide Home Loans hereby notifies you of the following:

Certain state and local government officials have filed proceedings against Countrywide Financial Corporation, Countrywide Home Loans, Inc. ("Countrywide") and Countrywide Home Loans Servicing LP ("Countrywide Servicing"), including, among others, lawsuits brought by the state attorneys general of California, Connecticut, Florida, Illinois, Indiana and West Virginia. The lawsuits allege, among other things, that Countrywide Financial Corporation, Countrywide and Countrywide Servicing violated state consumer protection laws by engaging in deceptive marketing practices designed to increase the volume of loans they originated and then sold into the secondary market and (according to certain of the complaints) by improperly servicing loans. The lawsuits seek various remedies, including among other things, restitution, other monetary relief, penalties and rescission or reformation of mortgage loans made to consumers. In addition, the Director of the Washington State Department of Financial Institutions has commenced an administrative proceeding against Countrywide alleging, among other things, that Countrywide did not provide borrowers with certain required disclosures and that the loan products made available to Washington borrowers of protected races or ethnicities were less favorable than those made available to other similarly situated borrowers.

On October 6, 2008, Bank of America Corporation ("Bank of America") announced settlements in relation to allegations of unfair and deceptive marketing practices with the states attorneys general of several states, including Arizona, California, Connecticut, Florida, Illinois, Iowa, Michigan, North Carolina, Ohio, Texas and Washington (such states, together with such additional states that enter into settlements, the "Settling States"). The settlement with the Attorney General of Washington does not address the pending administrative action. Following its settlement announcement on October 6, 2008, Bank of America entered into settlements with the states attorneys general of Delaware, Kansas, Nevada and Pennsylvania, and has engaged in negotiations, and may have entered into other settlements, with additional states attorneys general. The cornerstone of the settlements is a loan modification program for subprime borrowers and pay option ARM borrowers designed to avoid foreclosures, along with a nationwide fund of up to $150 million for payments to borrowers who have already experienced foreclosure. While the loan modifications to be made pursuant to the settlements with the Settling States are intended to both avoid unnecessary foreclosures and increase recoveries relative to foreclosing on defaulted borrowers, the ultimate effectiveness of these modifications in mitigating losses on Countrywide mortgage loans cannot be predicted with certainty. This loan modification program could result in more modifications of the original terms of Countrywide mortgage loans, more delinquent and defaulted Countrywide mortgage loans, delays in foreclosures and liquidations with respect to defaulted Countrywide mortgage loans and/or permanent forgiveness of a portion of the amounts owing in respect of the related Countrywide mortgage loans, which could result in delays and reductions in distribution to be made to certificateholders or an increase in realized losses allocated to the certificateholders.

While the outcome of the proceedings described above that are not subject to settlements with Settling States is unknown, the relief sought by the government officials in one or more of the matters could, if granted, result in delays in the foreclosure process, reduced payments by borrowers, modification of the original terms of the Countrywide mortgage loans, permanent forgiveness of all or a portion of the amounts owing in respect of the related Countrywide mortgage loans and/or increased reimbursable servicing expenses, which could result in delays and reductions in distributions to be made to certificateholders or an increase in realized losses allocated to the certificateholders.


Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously filed in a 424(b)(5) filing dated April 30, 2007.



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

Countrywide Home Loans Servicing LP has identified certain instances of noncompliance with the following servicing criteria during the Reporting Period of the Platform:

1122(d)(4)(vi): Countrywide Home Loans Servicing LP notes that in some instances changes with respect to the terms or status of an obligor's loan were made without the clear consent of the trustee.

With respect to the noted material instances of noncompliance with criterion 1122(d)(4)(vi), Countrywide Home Loans Servicing LP has advised the Depositor that it believes that it received consent from the trustee in relation to changes to the terms or status of an obligor's loan and that Countrywide Home Loans Servicing LP disagrees with the findings of its auditors in this regard.

1122(d)(4)(vii): Countrywide Home Loans Servicing LP notes that certain loss mitigation or recovery actions were not initiated, conducted or concluded in accordance with the required timeframes established under the transaction agreements.

1122(d)(4)(vii): Countrywide Home Loans Servicing LP is implementing more objective review criteria for delinquent loans to ensure appropriate contact, loss mitigation efforts and timely referral for foreclosure, second level reviews by its internal audit group and additional reporting to management to ensure that loss mitigation efforts and referral for foreclosure are performed within objectively defined deadlines.



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

  (10.7) Mortgage Loan Purchase Agreement, dated April 30, 2007 by and between EMC Mortgage Corporation (the "Mortgage Loan Seller") and Structured Asset Mortgage Investments II Inc. (the "Purchaser") (As previously filed on Form 8-K filed on May 24, 2007 and hereby incorporated by reference into this report on Form 10-K)

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


   Bear Stearns ARM Trust 2007-3
   (Issuing Entity)

   EMC Mortgage Corporation
   (Master Servicer)

   /s/ Michelle D. Viner
   Michelle D. Viner, Vice President
   (senior officer in charge of the servicing function of the master servicer)


    Date:   March 30, 2009



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

   (10.6) Assignment, Assumption and Recognition Agreement is made and entered into as of April 30, 2007 among EMC Mortgage Corporation, Wells Fargo Bank, N.A., as trustee Bear Stearns ARM Trust, Mortgage Pass-Through Certificates,
    Series 2007-3, and Countrywide Home Loans Servicing LP, (As previously filed on Form 8-K filed on May 24, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.7) Mortgage Loan Purchase Agreement, dated April 30, 2007 by and between EMC Mortgage Corporation (the "Mortgage Loan Seller") and Structured Asset Mortgage Investments II Inc. (the "Purchaser") (As previously filed on Form 8-K filed on May 24, 2007 and hereby incorporated by reference into this report on Form 10-K)

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
